Form 10-Q
period 2000-06-30
NEW ANACONDA CO
filed 2000-08-21
CIK 1106250

                               United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                 FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
     June 30, 2000                                           0-29491



                          THE NEW ANACONDA COMPANY
                         -------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   -----
       (State or other jurisdiction of incorporation or organization)

                                 87-0405529
                                -----------
                    (I.R.S. Employer Identification No.)

                    136 East South Temple, Suite 1700-A
                   -------------------------------------
                         Salt Lake City, Utah 84111
                        ----------------------------
                  (Address of principal executive offices)

                               (801) 355-1341
                              ---------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                   -----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               X  Yes        No
             ----       ----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

       Common stock, par value $.001; 95,000,000 shares outstanding as of August 18, 2000



                          THE NEW ANACONDA COMPANY

                                 FORM 10-Q

                    For the Quarter Ended June 30, 2000


                                   INDEX
                                   ------


PART I -- FINANCIAL INFORMATION:
--------------------------------

     Item 1.  Financial Statements

          Consolidated Balance Sheet -
          June 30, 2000 and March 31, 1999

          Consolidated Statement of Stockholders's Equity (Deficit) June 30, 2000 and March 31, 1999

          Consolidated Statement of Operations -
          Three months ended June 30, 2000 and 1999

          Consolidated Statement of Cash Flows -
          Three months ended June 30, 2000 and 1999

          Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

PART II -- OTHER INFORMATION
----------------------------

     Item 1.  Legal Proceedings

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures


                       PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                 THE NEW ANACONDA COMPANY AND SUBSIDIARIES
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS

                                                              June 30,      March 31,
                                                                  2000          1999
                                                           ------------  ------------
                                        ASSETS
Current Assets
--------------
  Cash                                                     $     1,825   $     1,825
  Prepaid expenses                                              21,204        21,204
                                                           ------------  ------------
   Total Current Assets                                         23,029        23,029
                                                           ------------  ------------
Property and Equipment
----------------------
  Mineral interests in property                             29,146,369    29,146,369
  Mineral rights                                                     1             1
  Office equipment                                              93,867        93,867
  Plant equipment                                              790,987       790,987
  Automobiles                                                   56,388        56,388
                                                           ------------  ------------
                                                            30,087,612    30,087,612
  Less: Accumulated Depreciation                              (416,171)     (389,914)
                                                           ------------  ------------
  Net Property and Equipment                                29,671,441    29,697,698
                                                           ------------  ------------
Total Assets                                               $29,694,470   $29,720,727
                                                           ============  ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
-------------------
  Accounts payable                                         $    81,483   $    81,483
  Accrued liabilities                                          802,619       668,519
  Capital lease obligations                                    122,076       122,076
  Notes payable - current portion                               29,150        29,150
                                                           ------------  ------------
   Total Current Liabilities                                 1,035,328       901,228
                                                           ------------  ------------
Long-Term Liabilities
---------------------
  Note payable to related party                              1,774,724     1,744,971
                                                           ------------  ------------
   Total Long-Term Liabilities                               1,774,724     1,744,971
                                                           ------------  ------------
Stockholders' Equity (Deficit)
------------------------------
  Common stock - $0.001 par value; 100,000,000
  shares authorized; shares issued and outstanding:
  September 30, 1999 - 95,000,000, March 31,
  1999 - 47,971,475, March 31, 1998 - 16,801,459                95,000        95,000
  Additional paid-in capital                                68,097,583    68,097,583
  Deficit accumulated during the development stage         (41,308,165)  (41,118,055)
                                                           ------------  ------------
   Total Stockholders' Equity (Deficit)                     26,884,418    27,074,528
                                                           ------------  ------------
Total Liabilities and Stockholders' Equity                 $29,694,470   $29,720,727
                                                           ============  ============
                                          3

                 THE NEW ANACONDA COMPANY AND SUBSIDIARIES
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Cumulative
                                                                                From
                                                                             January
                                                                             1, 1993
                                                                            (Date of
                                                  For the Three Months    Inception)
                                                     Ended June 30,          Through
                                             --------------------------     June 30,
                                                    2000          1999          2000
                                             ------------  ------------  ------------
Sales                                        $         -   $         -   $         -
Cost of sales                                          -             -             -
                                             ------------  ------------  ------------
Gross Profit                                           -             -             -
                                             ------------  ------------  ------------
Operating Expenses
------------------
 General and administrative                      190,110       265,119    16,067,154
 Research and development                              -             -     4,761,551
                                             ------------  ------------  ------------
  Total Operating Expenses                       190,110       265,119    20,828,705
                                             ------------  ------------  ------------
Loss from Operations                            (190,110)     (265,119)  (20,828,705)
                                             ------------  ------------  ------------
Other Income and (Expenses)
 Other income                                          -             -        60,664
 Sale of precious metals                               -             -       125,022
 Interest expense                                      -        (5,747)  (25,850,045)
 Loss on disposal of equipment                         -             -      (520,101)
                                             ------------  ------------  ------------
Net Other Expenses                                     -        (5,747)  (26,184,460)
                                             ------------  ------------  ------------
Loss Before Extraordinary Item                  (190,110)     (270,866)  (47,013,165)
                                             ------------  ------------  ------------
Extraordinary Gain on Extinguishment
 of Debt, No Tax Effect                                -             -     5,705,000
                                             ------------  ------------  ------------
Loss                                         $  (190,110)  $  (270,866) $(41,308,165)
                                             ============  ============  ============
Loss Per Share                               $     (0.10)  $     (0.22) $      (0.92)
                                             ============  ============  ============
Weighted Average Number
 of Shares Outstanding                        83,156,164    42,280,220    44,860,404
                                             ============  ============  ============

                                     4

                 THE NEW ANACONDA COMPANY AND SUBSIDIARIES
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Cumulative
                                                                                From
                                                                             January
                                                                             1, 1993
                                                                            (Date of
                                                  For the Three Months    Inception)
                                                      Ended June 30,         Through
                                             --------------------------     June 30,
                                                    2000          1999          2000
                                             ------------  ------------  ------------
Cash Flows From Operating Activities
------------------------------------
 Net loss                                      $(190,742)    $(311,366) $(41,308,797)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation                                   26,257        44,519       496,588
   Amortization of discount on notes payable           -             -             -
   Stock issued for services                           -       536,765     7,386,765
   (Gain) loss on the sale of property and
     equipment                                         -             -       416,183
  Gain on extinguishment of debt                       -             -    (5,705,000)
  Exchange of services for vehicle                     -             -         2,000
  Changes in operating assets and liabilities,
   net of effects of businesses acquired:
    Accounts receivable                                -             -       (21,204)
    Inventory                                          -             -        81,483
    Prepaid expenses                                   -         2,500             -
    Accounts payable                                   -       158,133     1,052,619
    Accrued liabilities                          134,100         1,112             -
    Deposits                                           -             -             -
    Accrued interest payable                           -             -    24,298,761
                                             ------------  ------------  ------------
  Net Cash From Operating Activities             (30,385)     (105,102)  (11,870,613)

Cash Flows From Investing Activities
------------------------------------
 Proceeds from sale of property and equipment          -             -       217,848
 Capital expenditures                                  -       (30,690)   (1,348,575)
                                             ------------  ------------  ------------
  Net Cash From Investing Activities                   -       (30,690)   (1,130,727)

Cash Flows From Financing Activities
------------------------------------
 Proceeds from issuance of stock                       -             -        10,000
 Principal payments under capital lease                -             -      (100,969)
 Principal payments on notes payable                   -             -    (8,468,988)
 Proceeds from issuance of debt                        -             -     9,567,717
 Principal payments on related party debt              -       (62,016)   (3,310,981)
 Proceeds from issuance of related party debt     30,385             -    15,306,184
                                             ------------  ------------  ------------
  Net Cash From Financing Activities              30,385       (62,016)   13,003,165

Net Increase (Decrease) in Cash                        -      (197,808)        1,825

Cash - Beginning of Period                         1,825         2,457             -
                                             ------------  ------------  ------------
Cash - End of Period                         $     1,825   $   (19,351)  $     1,825
                                             ============  ============  ============
                                     5

                 THE NEW ANACONDA COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED) (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
-----------------------------------------------------
Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of The New Anaconda Company and its subsidiaries ("Anaconda"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with Anaconda's most recent annual financial statements included in the Company's report on Form 10-KSB for the year ended March 31, 2000. In particular, Anaconda's significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending March 31, 2001.

Business Condition - Anaconda and its subsidiaries have accumulated deficits of $41,308,165 since their inception in 1993 through March 31, 2000 and $41,118,055 as of June 30, 2000. They have had losses from operations and negative cash flows from operating activities during each of the three years in the period ended March 31, 2000. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Although the Company had positive stockholders' equity at March 31, 2000 and June 30, 2000, realization of the investment in properties and equipment is dependent on Anaconda's obtaining financing for the further development and utilization of its technology to extract precious metals from mineral reserves and other sources.

NOTE 2 - RELATED PARTY NOTES PAYABLE
------------------------------------
During the first quarter of 2000 Anaconda continued to rely on its major stockholder for financing the Company's limited operations. The loans are intended to be long-term in nature as it is determined that the Company will need what resources it is able to obtain in the future for current operations and not to reimburse the stockholder for loans made to the Company.

NOTE 3 - COMMITMENTS
--------------------
The Company has defaulted on its capital lease obligations. Certain equipment has been repossessed and it is expected that other equipment will also be repossessed by the creditors. All outstanding lease obligations have been reclassified to current liabilities.


                                     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources
     -------------------------------
     The Company had cash on hand of $1,825 as of June 30, 2000.

     Since inception, the Company has been engaged in research and development and raising the needed capital to bring technology to the production level. Therefore, it is considered a development stage enterprise. The Company's ability to move from the development stage is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional funding as may be required, and ultimately to attain successful operations. The Company has been authorized by the board of directors to issue up to 8,000,000 shares of its common stock to the public for additional financing sometime in the future. The Company is negotiating with a source of equity financing. The Company is also holding discussions with additional private placement sources in case anticipated financing does not materialize. No firm commitments have been received. There is no assurance the Company will be able to raise any capital or that it will receive sufficient capital to continue in operation. Because the Company has no funds currently available, its activities have been placed on hold, until new funding can be secured. The minimum expenses incurred during the quarter have been funded by the Company's largest shareholder on a long-term loan basis. Management believes that the shareholder will use its best efforts to continue to provide subsistence funding, however no agreement to do so exists, and the shareholder's ability to do so on an extended basis is doubtful. Future capital commitments, including completion of the pilot plant, are also on hold subject to the equity financing mentioned above. Repayment of debt is anticipated to come from operating profits to be generated when the pilot and or subsequent plants are in operation. No debt repayment is planned from the anticipated financing, should it be successfully concluded.

     Results of Operations
     ---------------------

     Comparison of the three months ended June 30, 2000 and the three months ended June 30, 1999.

     The Company had no revenue during the three months ended June 30, 2000 or during the same 1999 period.

     General and administrative expenses of $190,110 incurred in the three months ended June 30, 2000 are $75,009 less than the $265,119 for the three months ended June 30, 1999.

     During the quarter ended June 30, 2000 General and Administrative expenses consisted of operating expenses in the Victoria plant of $10,848, $127,500 of accrued salaries, $25,505 in travel expenses and $26,257 in depreciation. The $10,848 in operating expenses at the Victoria plant were for facilities expenses such as telephone, utilities and rent. The plant is not currently operation and is not conducting any activities at this time. The 1999 comparable period expenses are also for the faculties expenses but include additional salaries and wages as well as a small amount of laboratory expenses.


                       PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS
     -------------------------
     As disclosed by the Company in its Form 10, filed on February 14, 2000, it may have potential liability under the Comprehensive Environmental Remediation, Compensative and Liability Act. There were no changes in the status of this matter during the quarter. The Company is not involved in any other legal proceedings.

     ITEM 5. OTHER
     -------------

     On February 14, 2000, the Company filed a Form 10. On April 13, 2000, the Securities and Exchange Commission sent a deficiency letter to the Company seeking additional information and disclosure be added to the registration statement. Pursuant to Section 12(g) of the Securities Exchange Act of 1934, the Form 10 filing went effective 60 days after it was filed. The Company is currently preparing its responses to the SEC's comments of April 13, 2000. The Company will not be eligible for relisting on the Over-the-Counter Bulletin Board until such time as all SEC comments have been cleared.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     ----------------------------------------

                         (a) Exhibits:

          (27) Financial Data Schedule

     (b) Reports on Form 8-K

          None.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     The New Anaconda Company



August 20, 2000                      /s/ Paul A. de Rome
                                     -----------------------------------
                                     Paul A. de Rome, President




August 20, 2000                      /s/ John F. Pope
                                     -----------------------------------
                                     John F. Pope, Chief Financial Officer




                                     9