Form 10QSB
period 2000-09-30
NEW ANACONDA CO
filed 2000-11-14
CIK 1106250

                               United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                 FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
 September 30, 2000                                          0-29491



                          THE NEW ANACONDA COMPANY
                         -------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   -----
       (State or other jurisdiction of incorporation or organization

                                 87-0405529
                                -----------
                    (I.R.S. Employer Identification No.)

                    136 East South Temple, Suite 1700-A
                         Salt Lake City, Utah 84111
                    ------------------------------------
                  (Address of principal executive offices)

                               (801) 355-1341
                              ---------------
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:

None
----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X Yes        No
           ---       ---

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 95,000,000 shares outstanding as of November 10, 2000


                          THE NEW ANACONDA COMPANY

                                 FORM 10-Q

                 For the Quarter Ended September 30, 2000


                                                                      INDEX


PART I--FINANCIAL INFORMATION:

     Item 1.  Financial Statements

          Consolidated Balance Sheet -
          September 30, 2000 and March 31, 2000                          3

          Consolidated Statement of Operations -
          Six months ended September 30, 2000 and 1999                   4

          Consolidated Statement of Cash Flows -
          Six months ended June 30, 2000 and 1999                        5

          Notes to Consolidated Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                7

PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings                                          8

     Item 5.  Other Information                                          8

     Item 6.  Exhibits and Reports on Form 8-K                           8

     Signatures                                                          9


                       PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 THE NEW ANACONDA COMPANY AND SUBSIDIARIES
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                  September         March
                                                   30, 2000      30, 2000
                                               ------------- -------------
                                   ASSETS
CURRENT ASSETS
  Cash                                          $     1,976   $     1,825
  Prepaid expenses                                        -        21,204
                                               ------------- -------------
     Total Current Assets                             1,976        23,029

PROPERTY AND EQUIPMENT
  Mineral interests in property                  29,146,369    29,146,369
  Mineral rights                                          1             1
  Office equipment                                   93,867        93,867
  Plant equipment                                   782,418       790,987
  Automobiles                                        56,388        56,388
                                               ------------- -------------
                                                 30,079,043    30,087,612
  Less: Accumulated Depreciation                   (459,578)     (389,914)
                                               ------------- -------------
    NET PROPERTY AND EQUIPMENT                   29,619,465    29,697,698
                                               ------------- -------------
TOTAL ASSETS                                    $29,621,441   $29,720,727
                                               ============= =============
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                              $    81,483   $    81,483
  Accrued liabilities                               913,282       668,519
  Capital lease obligations                         121,966       122,076
  Notes payable - current portion                    29,150        29,150
                                               ------------- -------------
    TOTAL CURRENT LIABILITIES                     1,145,881       901,228
                                               ------------- -------------
LONG-TERM LIABILITIES
  Note payable to related party                   1,802,578     1,744,971
                                               ------------- -------------
    TOTAL LONG-TERM LIABILITIES                   1,802,578     1,744,971
                                               ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $0.001 par value; 100,000,000
   shares authorized; shares issued and
   outstanding: June 30, 2000 - 95,000,000,
   March 31, 2000 - 95,000,000                       95,000        95,000
  Additional paid-in capital                     68,097,583    68,097,583
  Deficit accumulated during the
   development stage                            (41,519,601)  (41,118,055)
                                               ------------- -------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         26,672,982    27,074,528
                                               ------------- -------------
Total Liabilities and Stockholders' Equity      $29,621,441   $ 29,720,72
                                               ============= =============

                                    F-3

                 THE NEW ANACONDA COMPANY AND SUBSIDIARIES
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                               Cumulative
                                                              from January
                                                                  1, 1993
                                                                 (Date of
                                                                Inception)
                                      For the Six Months          Through
                                      Ended September           September
                                      30, 2000     30, 1999      30, 2000
                                   ------------ ------------  ------------

SALES                             $          -  $         -   $         -

COST OF SALES                                -            -             -
                                   ------------ ------------  ------------
GROSS PROFIT                                 -            -             -
                                   ------------ ------------  ------------
OPERATING EXPENSES
  General and administrative           401,546    6,904,584    16,278,590
  Research and development                            3,145     4,761,551
                                   ------------ ------------  ------------
    TOTAL OPERATING EXPENSES           401,546    6,907,729    21,040,141
                                   ------------ ------------  ------------
LOSS FROM OPERATIONS                  (401,546)  (6,907,729)  (21,040,141)
                                   ------------ ------------  ------------
OTHER INCOME AND (EXPENSES)
  Other income                                                     60,664
  Sale of precious metals                                         125,022
  Interest expense                                  (11,494)  (25,850,045)
  Loss on disposal of equipment                     (73,151)     (520,101)
                                   ------------ ------------  ------------
NET OTHER EXPENSES                                  (84,645)  (26,184,460)
                                   ------------ ------------  ------------
LOSS BEFORE EXTRAORDINARY ITEM        (401,546)  (6,992,374)  (47,224,601)
                                   ------------ ------------  ------------
EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT,
  NO TAX EFFECT                                                 5,705,000
                                  ------------  ------------  ------------

Loss                                           $   (401,546)  $(6,992,374)          $  (41,519,601)
                                   ============ ============  ============

LOSS PER SHARE                    $             $     (0.10)  $     (0.73)
                                   ============ ============  ============
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING            87,111,314   71,247,253    56,991,013
                                   ============ ============  ============

                                    F-4

                 THE NEW ANACONDA COMPANY AND SUBSIDIARIES
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                         Cumulative
                                                                        from January
                                                                            1, 1993
                                                                           (Date of
                                                                          Inception)
                                                 For the Six Months          Through
                                                 Ended September           September
                                                 30, 2000     30, 1999      30, 2000
                                              ------------ ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $  (401,546) $(6,992,374) $(41,519,601)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation                                   69,664      21,835        540,153
    Amortization of discount on notes payable           -           -      1,429,989
    Stock issued for services                           -   6,750,000      7,386,765
    (Gain) loss on the sale of property and
       equipment                                        -      73,150        416,183
    Gain on extinguishment of debt                      -           -     (5,705,000)
    Exchange of services for vehicle                    -           -          2,000
    Changes in operating assets and liabilities,
     net of effects of businesses acquired:
       Accounts receivable                              -           -              -
       Inventory                                        -           -              -
       Prepaid expenses                            21,204      (7,500)             -
       Accounts payable                                 -      53,316         81,483
       Accrued liabilities                        244,763      23,749      1,163,309
       Accrued interest payable                         -         131     24,298,576
                                              ------------ -----------  ------------
    NET CASH FROM OPERATING ACTIVITIES            (69,915)    (77,693)   (11,906,143)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and
   equipment                                       8,569            -        226,417
  Capital expenditures                                              -     (1,348,575)
                                             ------------ ------------  ------------
    NET CASH FROM INVESTING ACTIVITIES             8,569            -     (1,122,158)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock                      -             -        10,000
  Principal payments under capital lease            (110)      (14,755)     (101,079)
  Principal payments on notes payable                  -        (4,077)   (8,468,988)
  Proceeds from issuance of debt                       -             -     9,567,919
  Principal payments on related party debt             -             -    (3,310,981)
  Proceeds from issuance of related party
   debt                                           57,607       144,084    15,333,406
                                             ------------  ------------  ------------
    NET CASH FROM FINANCING ACTIVITIES            57,497       125,252    13,030,277

NET INCREASE (DECREASE) IN CASH                      151        47,559         1,976

CASH - BEGINNING OF PERIOD                         1,825         2,457             -
                                             ------------  ------------  ------------
CASH - END OF PERIOD                         $     1,976   $    50,016   $     1,976
                                             ============  ============  ============

                                        F-5

                 THE NEW ANACONDA COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

CONDENSED FINANCIAL STATEMENTS    The accompanying unaudited consolidated
financial statements include the accounts of The New Anaconda Company and its subsidiaries ("Anaconda"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with Anaconda's most recent annual financial statements included in the Company's report on Form 10-KSB for the year ended March 31, 2000. In particular, Anaconda's significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending March 31, 2001.

BUSINESS CONDITION   Anaconda and its subsidiaries have accumulated
deficits of $41,118,055 since their inception in 1993 through March 31, 2000 and $41,519,601 as of September 30, 2000. They have had losses from operations and negative cash flows from operating activities during each of the three years in the period ended March 31, 2000. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Although the Company had positive stockholders' equity at March 31, 2000 and September 30, 2000, realization of the investment in properties and equipment is dependent on Anaconda's obtaining financing for the further development and utilization of its technology to extract precious metals from mineral reserves and other sources.

NOTE 2   RELATED PARTY NOTES PAYABLE

During the second quarter of 2001 Anaconda continued to rely on its major stockholder for financing the Company's limited operations. The loans are intended to be long-term in nature as it is determined that the Company will need what resources it is able to obtain in the near future for current operations and not to reimburse the stockholder for loans made to the Company.

NOTE 3   COMMITMENTS

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

                                     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources
     -------------------------------

     The Company had cash on hand of $1,976 as of September 30, 2000.

     Since inception, the Company has been engaged in research and development and raising the needed capital to bring technology to the production level and, therefore, is considered a development stage enterprise. The Company's ability to move from the development stage is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional funding as may be required, and ultimately to attain successful operations. Management has been authorized by the board of directors to issue up to 5,000,000 shares of its common stock to the public for additional financing sometime in the future. Management is negotiating with a source of equity financing. The Company is also holding discussions with additional private placement sources in case anticipated financing does not materialize. No firm commitments have been received. There is no assurance the Company will be able to raise any capital or that the Company will receive sufficient capital to continue in operation. The company's activities have been placed on hold, until new funding is secured. The minimum expenses incurred during the quarter have been funded by the Company's largest shareholder on a long-term loan basis. Management believes that the shareholder will use its best efforts to continue to provide subsistence funding, however no agreement to do so exists, and the shareholder's ability to do so on an extended basis is doubtful. Future capital commitments, including the funds needed to complete the pilot plant, are also on hold subject to the equity financing mentioned above. Repayment of debt is anticipated to come from operating profits to be generated when the pilot and or subsequent plants are in operation. No debt repayment is planned from the anticipated financing, should it be successfully concluded.

     Results of Operations
     ---------------------

     COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND THE SIX MONTHS ENDED SEPTEMBER 30, 1999.

     The Company had no revenue during the six months ended September 30, 2000 or during the same 1999 period.

     General and administrative expenses of $401,546 incurred in the six months ended September 30, 1999 are $6,503,038 less than the $6,904,584 for the six months ended September 30, 1999. $6,750,000 of the difference is the expense of having issued 3,000,000 at $2.25 per share in the six months ended September 30, 1999. These shares were issued for services. No comparable transaction occurred in the 2000 year. Net of this single, transaction general and administrative expenses are $246,962 higher in the half ended September 30, 2000, than in the comparable 1999 period.

     The six months ended September 30, 2000 general and administrative expenses consist of operating expenses in the Victoria Plant of $33,724, $243,000 of accrued salaries, $42,032 in travel expenses, $69,664 in depreciation and $13,126 in legal expenses. The $33,724 in operating expenses at the Victoria plant are for facilities expenses such as telephone, utilities and rent only as the plant is not conducting any activities at this time. The 1999 comparable period expenses are also for the facilities expenses but include additional salaries and wages as well as a small amount of laboratory expenses. The 1999 six month period did not include the accrued salaries as two of the officers had waived the liability and one was not yet employed.
                                    7

                       PART II   OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     As disclosed by the Company in its Form 10, filed on February 14, 2000, it may have potential liability under the Comprehensive Environmental Remediation, Compensative and Liability Act. There were no changes in the status of this matter during the quarter. The Company is not involved in any other legal proceedings.

     ITEM 5. OTHER

     On February 14, 2000, the Company filed a Form 10. On April 13, 2000, the Securities and Exchange Commission sent a deficiency letter to the Company requesting additional information and disclosure be added to the registration statement. Pursuant to Section 12(g) of the Securities Exchange Act of 1934, the Form 10 filing went effective 60 days after it was filed. On November 13, 2000, the Company filed Form 10/A-1, amending the original Form 10 and responding to the comments of the Securities and Exchange Commission. After its review of the Form 10/A-1 the Securities and Exchange Commission may have additional comments. The Company will not be eligible for relisting on the Over-the-Counter Bulletin Board until such time as all comments have been cleared.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          (27) Financial Data Schedule

     (b) Reports on Form 8-K

          None.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         The New Anaconda Company



November 13, 2000        /s/ Paul A. de Rome
                         ------------------------------
                         Paul A. de Rome, President




November 13, 2000        /s/ John F. Pope
                         ------------------------------
                         John F. Pope, Chief Financial Officer




                                     9