Form 10-Q
period 2000-12-31
NEW ANACONDA CO
filed 2001-02-20
CIK 1106250

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                 FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
   December 31, 2000                                         0-29491



                          THE NEW ANACONDA COMPANY
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   ------
       (State or other jurisdiction of incorporation or organization

                                 87-0405529
                                ------------
                    (I.R.S. Employer Identification No.)

                    136 East South Temple, Suite 1700-A
                         Salt Lake City, Utah 84111
                   -------------------------------------
                  (Address of principal executive offices)

                               (801) 355-1341
                              ----------------
            (Registrant's telephone number, including area code)


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

        Common stock, par value $.001; 95,000,000 shares outstanding as of February 16, 2001



                          THE NEW ANACONDA COMPANY

                                 FORM 10-Q

                  For the Quarter Ended December 31, 2000


                                   INDEX
                                   ------


PART I--FINANCIAL INFORMATION:

         Item 1.  Financial Statements

              Consolidated Balance Sheet -
              December 31, 2000 and March 31, 2000

              Consolidated Statement of Operations -
              Nine months ended December 31, 2000 and 1999

              Consolidated Statement of Cash Flows -
              Nine months ended December 31, 2000 and 1999

              Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

PART II--OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 THE NEW ANACONDA COMPANY AND SUBSIDIARIES
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                  December 31,   March 31,
                                                          2000        2000
                                                  ------------------------
                                   ASSETS
Current Assets
  Cash                                             $     1,869 $     1,825
  Prepaid expenses                                        ----      21,204
                                                  ------------------------
    Total Current Assets                                 1,869      23,029

Property and Equipment
  Mineral interests in property                     29,146,369  29,146,369
  Mineral rights                                             1           1
  Office equipment                                      93,867      93,867
  Plant equipment                                      782,418     790,987
  Automobiles                                           56,388      56,388
                                                  ------------------------
                                                    30,079,043  30,087,612

  Less: Accumulated Depreciation                     (690,138)   (389,914)
                                                  ------------------------
    Net Property and Equipment                      29,388,905  29,697,698
                                                  ------------------------
Total Assets                                      $ 29,390,774$ 29,720,727
                                                  ========================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable                                $     85,504$     81,483
  Accrued liabilities                                1,099,765     668,519
  Capital lease obligations                            121,966     122,076
  Notes payable                                         36,316      29,150
                                                  ------------------------
    Total Current Liabilities                        1,343,551     901,228
                                                  ------------------------
Long-Term Liabilities
  Note payable to related party                      1,802,578   1,744,971
                                                  ------------------------
    Total Long-Term Liabilities                      1,802,578   1,744,971
                                                  ------------------------
Stockholders' Equity (Deficit)
  Common stock - $0.001 par value; 100,000,000
   shares authorized; shares issued and
   outstanding: June 30, 2000 - 95,000,000,
   March 31, 2000 - 95,000,000                          95,000      95,000
  Additional paid-in capital                        68,097,583  68,097,583
  Deficit accumulated during the development
   stage                                          (41,947,938)(41,118,055)
                                                  ------------------------
    Total Stockholders' Equity (Deficit)            26,244,645  27,074,528
                                                  ------------------------
Total Liabilities and Stockholders' Equity        $ 29,390,774$ 29,720,727
                                                  ========================
                                     3
                 THE NEW ANACONDA COMPANY AND SUBSIDIARIES
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                                Cumulative from
                                                                January 1, 1993
                                                                     (Date of
                                                                    Inception)
                                        For the Nine Months          Through
                                         Ended December 31,        December 31,
                                         2000          1999            2000
                                     ------------  ------------  --------------
Sales                                $      ----   $      ----   $        ----
Cost of sales                               ----          ----            ----
                                     ------------  ------------  --------------

Gross Profit                                ----          ----            ----
                                     ------------  ------------  --------------
Operating Expenses
  General and administrative              829,883     7,672,795      16,706,927
  Research and development                   ----         3,145       4,761,551
                                     ------------  ------------  --------------
    Total Operating Expenses              829,883     6,907,729      21,468,478
                                     ------------  ------------  --------------
Loss from Operations                    (829,883)   (6,907,729)    (21,468,478)
                                     ------------  ------------  --------------
Other Income and (Expenses)
  Other income                               ----          ----          60,664
  Sale of precious metals                    ----          ----         125,022
  Interest expense                           ----      (11,494)    (25,850,045)
  Loss on disposal of equipment              ----      (73,151)       (520,101)
                                     ------------  ------------  --------------

Net Other Expenses                           ----      (84,645)    (26,184,460)
                                     ------------  ------------  --------------
Loss Before Extraordinary Item          (829,883)   (6,992,374)    (47,652,938)
                                     ------------  ------------  --------------
Extraordinary Gain on Extinguishment
   of Debt, No Tax Effect                    ----          ----       5,705,000
                                     ------------  ------------  --------------
Loss                                               $  (829,883)    $(6,992,374)$ (41,947,938)
                                     ============  ============  ==============
Loss Per Share                       $     (0.01)  $     (0.10)  $       (0.70)
                                     ============  ============  ==============
Weighted Average Number
   of Shares Outstanding               88,234,742    71,247,253      60,171,750


                                     4
                 THE NEW ANACONDA COMPANY AND SUBSIDIARIES
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                     Cumulative from
                                                                     January 1, 1993
                                                                         (Date of
                                                                          Inception)
                                              For the Nine Months         Through
                                               Ended December 31,      December 31,
                                               2000         1999            2000
                                          ------------  ------------  --------------
Cash Flows From Operating Activities
  Net loss                                  $(829,883)  $(6,992,374)   $(41,947,938)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Depreciation                               300,224        21,835         770,712
    Amortization of discount on
     notes payable                                ----          ----       1,429,989
    Stock issued for services                     ----     6,750,000       7,386,765
    (Gain) loss on the sale of
     property and equipment                       ----        73,150         416,184
    Gain on extinguishment of debt                ----          ----     (5,705,000)
    Exchange of services for vehicle              ----          ----           2,000
    Changes in operating assets and
     liabilities, net of effects of
     businesses acquired:
       Prepaid expenses                         21,204       (7,500)            ----
       Accounts payable                          4,021        53,316          85,504
       Accrued liabilities                     431,246        23,749       1,349,792
       Accrued interest payable                   ----           131      24,298,576
                                          ------------  ------------    ------------
  Net Cash From Operating Activities          (73,188)      (77,693)    (11,913,416)

Cash Flows From Investing Activities
  Proceeds from sale of property and
   equipment                                     8,569          ----         226,417
  Capital expenditures                            ----          ----     (1,348,575)
                                          ------------  ------------    ------------
  Net Cash From Investing Activities             8,569          ----     (1,122,158)

Cash Flows From Financing Activities
  Proceeds from issuance of stock                 ----          ----          10,000
  Principal payments under capital lease         (110)      (14,755)       (101,079)
  Principal payments on notes payable             ----       (4,077)     (8,468,988)
  Proceeds from issuance of debt                 7,166          ----       9,575,085
  Principal payments on related party debt        ----          ----     (3,310,981)
  Proceeds from issuance of related
   party debt                                   57,607       144,084      15,333,406
                                          ------------  ------------    ------------
  Net Cash From Financing Activities            64,663       125,252      13,037,443

Net Increase (Decrease) in Cash                     44        47,559           1,869

Cash - Beginning of Period                       1,825         2,457            ----
                                          ------------  ------------    ------------
Cash - End of Period                      $      1,869  $     50,016    $      1,869
                                          ============  ============    ============

                                     5
                 THE NEW ANACONDA COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


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

Business Condition Anaconda and its subsidiaries have accumulated deficits of $41,118,055 since their inception in 1993 through March 31, 2000 and $41,947,938 as of December 31, 2000. They have had losses from operations and negative cash flows from operating activities during each of the three years in the period ended March 31, 2000. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Although the Company had positive stockholders' equity at March 31, 2000 and December 31, 2000, realization of the investment in properties and equipment is dependent on Anaconda's obtaining financing for the further development and utilization of its technology to extract precious metals from mineral reserves and other sources.

NOTE 2   RELATED PARTY NOTES PAYABLE

During the third quarter of 2000 Anaconda continued to rely on its major stockholder for financing the Company's limited operations. The loans are intended to be long-term in nature as it is determined that the Company will need what resources it is able to obtain in the near future for current operations and not to reimburse the stockholder for loans made to the Company.

NOTE 3   COMMITMENTS

The Company has defaulted on its capital lease obligations. Certain equipment has been repossessed and it is expected that other equipment will also be repossessed by the creditors. All outstanding lease obligations have been reclassified to current liabilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
     OPERATIONS

Liquidity and Captial Resources

     The Company had cash on hand of $1,869 as of December 31, 2000.


                                     6
     Since inception, the Company has been engaged in research and development and raising the needed capital to bring technology to the production level and, therefore, is considered a development stage enterprise. The Company's ability to move from the development stage is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional funding as may be required, and ultimately to attain successful operations.
Management has been authorized by the board of directors to issue up to 5,000,000 shares of its common stock to the public for additional financing sometime in the future. Management is negotiating with a source of equity financing. The Company is also holding discussions with additional private placement sources in case anticipated financing does not materialize. No firm commitments have been received. There is no assurance the Company will be able to raise any capital or that the Company will receive sufficient capital to continue in operation. The Company's activities have been placed on hold, until new funding is secured. The minimum expenses incurred during the quarter have been funded by the Company's largest shareholder on a long-term loan basis. Management believes that the shareholder will use its best efforts to continue to provide subsistence funding, however no agreement to do so exists, and the shareholders ability to do so on an extended basis is doubtful. Future capital commitments, including the funds needed to complete the pilot plant, are also on hold subject to the equity financing mentioned above. Repayment of debt is anticipated to come from operating profits to be generated when the pilot and or subsequent plants are in operation. No debt repayment is planned from the anticipated financing, should it be successfully concluded.

     The Company had entered into discussions with International Waste Solutions (IWS), a London based waste technology company with the intent of acquiring IWS. The shareholders of IWS voted to remain an independent company and merger discussions were terminated.

Results of Operations

Comparison of the nine months ended December 31, 2000 and the nine months ended December 31, 1999.

     The Company had no revenue during the nine months ended December 30, 2000 or during the same 1999 period.

     General and administrative expenses of $829,883 incurred in the nine months ended December 31, 2000 are $6,842,912 less than the $7,672,795 for the nine months ended December 31, 1999. $6,750,000 of the difference is the expense of having issued 3,000,000 at $2.25 per share in the six months ended September 30, 1999. These shares were issued for services. No comparable transaction occurred in the 2000 year. Net of this single transaction general and administrative expenses are $92,912 lower in the nine months ended December 31, 2000, than in the comparable 1999 period.

     The nine months ended December 31, 2000 general and administrative expenses consist of operating expenses in the Victoria Plant of $37,865, $370,500 of accrued salaries and fees, $55,032 in travel expenses, $300,224 in depreciation and $13,126 in legal expenses. The $37,865 in operating expenses at the Victoria plant are for facilities expenses such as telephone, utilities and rent only as the plant is not conducting any activities at this time. The 1999 comparable period expenses are also for the faculties expenses but include additional salaries and wages as well as a small amount of laboratory expenses. The 1999 nine month period did not include the accrued salaries as two of the officers had waived the liability and one was not yet employed.


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

     ITEM 5. OTHER

     On November 23, 2000, Mr. Paul A. deRome, Mr. Mark A deRome and Ms. Harriet Blum resigned their positions as officers and/or directors of the Company. Mr. Burkhard Getta, and Mr. Lars Bjork were appointed as directors to fill the vacancies left by the resignations of Messrs. deRome and deRome.

     BURKHARD E. GETTA, 52. In 1975, Mr. Getta was appointed the general manager of Singer Limited in Toronto, Canada. He was responsible for the company's sales and marketing efforts. In 1985, Mr. Getta formed and operated Medident & Medi Leasing - a large group of medical and dental centers in Canada and the United States. Mr. Getta oversaw the operation of Medident & Medi Leasing until he sold the company in 1990. In 1990, he was appointed as an investment coordinator for Lamar International, a Hong Kong based international precious metals sales and marketing company. Mr. Getta was based in Lamar's Geneva office. In 1995, Mr. Getta retired from Lamar International. Since that time he has worked as an independent private investment consultant advising companies on matters relating to precious metals, international markets and emerging company financing. Mr. Getta received an MDT degree from Dental College in West Germany in 1970.

     LARS BJORK, 50. Mr. Bjork received an Honors Degree in Economics from the University of Lund in Sweden in 1976. He received a second degree in Economics from New York State University at Stoneybrook in 1978. In 1978,Mr. Bjork went to work for Electrolux Sweden as General Manager. He was the CEO of Electrolux Sweden and Finland when he left in 1981. From 1981- 1987, Mr. Bjork was in charge of money market trading desk for Manufacturers Hanover Trust. During that time, Mr. Bjork managed a team that traded between two and four billion dollars a week. In 1987, Mr. Bjork joined Bank LAR, a Brazilian subsidiary of Chase Manhattan Bank, where he served as CEO. During his four years at Bank LAR, Mr. Bjork completely reorganized the structure and administration of the bank. Mr. Bjork left LAR Bank at the end of 1991, to start his own investment finance consulting service. Since 1992 he has consulted with business worldwide helping his clients obtain funding, personnel and products.

     On November 23, 2000, the Company appointed John F. Pope to act as interim Chairman of the Board and CEO until such time as a new Chairman of the Board and a new President can be appointed. Mr. Pope was also appointed as the Secretary of the Company.

     On December 5, 2000, the Company also reported that it had reached an agreement in principle to acquire International Waste Systems, PLC, ("IWS")
subject to approval by the shareholders of IWS.    The shareholders of IWS
voted to remain an independent company and merger discussions were terminated



                                     8
     On February 14, 2000, the Company filed a Form 10. On April 13, 2000, the Securities and Exchange Commission sent a deficiency letter to the Company requesting additional information and disclosure be added to the registration statement. Pursuant to Section 12(g) of the Securities Exchange Act of 1934, the Form 10 filing went effective 60 days after it was filed. On November 13, 2000, the Company filed Form 10/A-1, amending the original Form 10 and responding to the comments of the Securities and Exchange Commission. On December 21, 2000 and January 3, 2001, the Company received comments to its Form 10/A-1. The Company is currently preparing its responses to these comments. The Company will not be eligible for relisting on the Over-the-Counter Bulletin Board until such time as all comments have been cleared.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          None.

     (b) Reports on Form 8-K

     On December 5, 2000, the Company filed Form 8-K reporting the resignations of Paul A. deRome and Mark A. deRome as officers and directors, and Harriet Blum as an officer of the Company. At the same time, the Company announced the appointment of Burkhard E. Getta and Lars Bjork to fill the vacancies created by the resignations of Messrs. deRome and deRome. The Company also appointed John F. Pope to act as interim Chairman of the Board and CEO until such time as a new Chairman of the Board and a new President can be appointed. Mr. Pope was appointed as the Secretary of the Company. The Company also reported on its proposed acquisition of International Waste Systems, PLC.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       The New Anaconda Company



February 19, 2001                      /s/ John F. Pope
                                       --------------------------------
                                       John F. Pope, President,
                                       Chief Financial Officer